Form 10-Q
period 2012-06-30
Rezilient Direct Corp
filed 2012-08-10
CIK 1540697

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2012

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-54590

                     REZILIENT DIRECT CORPORATION
           (Exact name of registrant as specified in its charter)

                     BENTWOOD ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)


            Delaware                             00-0000000
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                         12400 Highway 71 West
                           Suite 350-246
                     Austin, Texas,U.S.A. 78738
          (Address of principal executive offices)  (zip code)

                           (512) 308-6266
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           August 1, 2012

Common Stock, par value $0.0001               1,500,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2012 (unaudited) and
December 31, 2011                                               1

Statements of Operations for the Three and Six Months
Ended June 30, 2012, and the Period from December 13,
2011 (Inception) to June 30, 2012 (unaudited)                   2

Statements of Cash Flows for the Six Months Ended
June 30, 2012 and for the Period from December 13, 2011
(Inception) to June 30, 2012 (unaudited)                        3

Notes to Financial Statements (unaudited)                       4-7

                Bentwood Acquisition Corporation
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS

           ASSETS
                                             June 30,        December 31,
                                               2012              2011
                                            ----------        ------------
                                            (Unaudited)
   Current assets

     Cash                                   $  2,000          $   2,000
                                            --------          ---------
   TOTAL ASSETS                             $  2,000          $   2,000
                                            ========          =========


          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities

       Accrued liabilities                 $       - 	      $     400
                                            ---------         ----------
       Total liabilities                           -                400
					    ---------         ----------

   Stockholders' Equity

       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding                 -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding                             2,000             2,000

       Additional paid-in capital              2,843		   943
       Accumulated deficit                    (2,843)           (1,343)
                                            ---------         ---------
       Total stockholders' equity              2,000             1,600
                                            ---------         ---------
       TOTAL LIABLILITIES AND
           STOCKHOLDERS' EQUITY             $  2,000          $  2,000
                                            =========         =========


           The accompanying notes are an integral part of these financial statements.

                        Bentwood Acquisition Corporation
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
				 (unaudited)

  	                                     For the                      For the period
        	     			     three months  For the six    from December 13,
             			             ended June    months ended   2011 (Inception)
					     30, 2012 	   June 30, 2012  to June 30, 2012
                                             ----------    -------------  ----------------

      Revenues                               $      -      $        -      $         -

      Cost of revenues                              -               -                -
                                             ----------    -------------   -------------
      Gross profit                                  -               -                -

      Operating expenses                          750            1,500	          2,843
                                             ----------    -------------   -------------
      Loss Before Income Taxes                   (750)          (1,500)          (2,843)

      Income Taxes                                  -              -                 -
                                             ----------    -------------   -------------
      Net loss                               $   (750)      $   (1,500)    $     (2,843)
                                             ===========   =============   =============

      Loss per share - basic and diluted     $   (0.00)	    $    (0.00)
                                             ===========    ============

      Weighted average shares -               20,000,000      20,000,000
           basic and diluted                 -----------     -----------




              The accompanying notes are an integral part of these financial statements.

                                       2

                          Bentwood Acquisition Corporation
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                        For the        For the Period from
                                        	      six months        December 13, 2011
                                        	      ended June 30,    (Inception) to
                                       		          2012            June 30, 2012
                                       		      --------------     ----------------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss					        $    (1,500)        $    (2,843)
   Changes in assets and liabilities

       Accrued liabilities                                     (400)                  -
                                                        ------------         ------------
       Net cash used in operating activities                 (1,900)             (2,843)
                                                        ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from the issuance of common stock                     -               2,000
   Proceeds from stockholders' additional
       paid-in capital                                        1,900               2,843
                                                        ------------         ------------
      Net cash provided by financing activities               1,900               4,843
                                                        ------------         ------------

   Net increase in cash                                          -                2,000

   Cash at beginning of period                                2,000		      -
                                                         ------------         ------------
   Cash at end of period                                 $    2,000           $    2,000
                                          		 ============         ============


  The accompanying notes are an integral part of these financial statements.

                      Bentwood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form
10-K) as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of June 30, 2012 and December 31, 2011.

                      Bentwood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2012 and December 31, 2011, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $2,843 as of June 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet
(topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

In July 2012,  the FASB issued Accounting Standards Update (ASU)
No. 2012-02 Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange
Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

                      Bentwood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

There were no equity transactions in the six months ended June 30, 2012.

NOTE 5   SUBSEQUENT EVENTS

On July 11, 2012, the then shareholders of the Corporation and the Board of Directors unanimously approved the change of the Registrant's name to Rezilient Direct Corporation and filed such change with the State of Delaware.

On July 11, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of its outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On July 11, 2012, new officers and directors were appointed and elected and the prior officers and directors resigned.

On July 12, 2012, the Company issued 1,000,000 shares of its common stock at a par value $0.0001 for an aggregate of $1,000 representing 67% of the total outstanding 1,500,000 shares of common stock, resulting in a change of ownership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Bentwood Acquisition Corporation (the "Company") was incorporated on December 13, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended on January 27, 2012 to register its class of common stock. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities
Exchange Act of 1934.

     For the period covered by this report, the president of the Company was the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination with the target company.

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

     The Company anticipates that it will acquire the assets of Rezilient Direct, Nevada, a distributor of online supplemental health benefits. Rezilient Direct offers supplemental health benefit products such as cancer, accident, heart and stroke, short term disability, hospitalization and term life. Rezilient handles the point of sale web site. Carrier partners handle the back end process. The Company has not entered into any final agreement with this potential target company.

     As of June 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with the Company. Tiber Creek Corporation will pay all expenses incurred by the Company until a change in control is effected, without repayment.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination with a target company.

    Management plans to use their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Change in Control

     On July 12, 2012, The Company issued 1,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 67% of the total outstanding 1,500,000 shares of common stock.

     On July 11, 2012, the following events occurred which resulted in a change of control of the Company:

       The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

       James Cassidy resigned as a director and as president of the Company.

       James McKillop resigned as a director and as vice president of the Company.

       Gregory L. Feste, Sr. was named as the director and appointed President, Secretary and Treasurer of the Company.


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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued the following shares of common shares pursuant to Section 4(2) of the Securities Act of 1933 :

     On December 13, 2011, Bentwood issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
MB Americus LLC            10,000,000          $1,000

Subsequent to the period covered by this report, the Company On July 11, 2012, the Company redeemed an aggregate of 19,500,000 of the then
20,000,000 shares of its outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On July 12, 2012, the Company issued 1,000,000 shares of its common stock at a par value $0.0001 for an aggregate of $1,000.


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


                           REZILIENT DIRECT CORPORATION
                           Formerly Bentwood Acquisition Corporation

                           By:   /s/ James M. Cassidy
                           President, Chief Financial Officer
                           at the period of time covered by this
                           report

Dated:   August 10, 2012